Form 10-K
period 1997-12-31
COUNTRYWIDE HOME EQUITY LOAN TRUST 1997-C
filed 1998-03-27
CIK 1044939

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                  ----------

                                  FORM 10-K

(Mark One)

    (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended:   December 31, 1997
                                  ----------------

                                      OR

    [ ] TRANSITION REPORT PURSUANT  TO SECTION 13 OR 15(d) OF  THE SECURITIES
        EXCHANGE ACT OF 1934

    For the transition period from               to
                                    ----------       ----------


                      Commission file number:  333-11095
                                               ---------


                                 CWABS, Inc.
     Revolving Home Equity Loan Asset Backed Certificates, Series 1997-C
     -------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


              Delaware                                  36-7205113
--------------------------------------    ------------------------------------
(State or other jurisdiction of           (IRS Employer Identification Number)
incorporation or organization)

c/o The First National Bank of Chicago
     Corporate Trust Services Division
     One North State Street, 9th Floor
     Chicago, Illinois                                   60670
----------------------------------------  ------------------------------------
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code:   (312) 407-1902
                                                      --------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----

Securities registered pursuant to Section 12(g) of the Act:  None
                                                             ----

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X      No
                                                    ----         ----

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant: Not applicable
                    --------------

State the number of shares of common stock of the Registrant outstanding as of December 31, 1997: Not applicable
                       --------------

                     DOCUMENTS INCORPORATED BY REFERENCE


                                  NONE


                      *                *               *


    This Annual Report on Form 10-K (the "Report") is filed with respect to the trust fund which issued the CWABS, Inc., Revolving Home Equity Loan Asset Backed Certificates, Series 1997-C (the "Trust Fund") formed pursuant to the pooling and servicing agreement dated as of August 22, 1997 (the "Pooling and Servicing Agreement") among CWABS, Inc., as depositor (the "Company"), Countrywide Home Loans, Inc., as seller and master servicer (the "Master Servicer"), and The First National Bank of Chicago, as trustee (the "Trustee"), for the issuance of the CWABS, Inc., Revolving Home Equity Loan Asset Backed Certificates, Series 1997-C (the "Certificates"). Certain information otherwise required to be included in this Report by the Instructions to Form 10-K has been omitted in reliance on the relief granted by the Commission to other companies in similar circumstances, including, but not limited to, the relief granted to CWMBS, Inc. (February 3, 1994) (collectively, the "Relief Letters").

                                    PART I


ITEM 1. BUSINESS

        Not applicable in reliance on the Relief Letters.

ITEM 2. PROPERTIES

        Not applicable in reliance on the Relief Letters.

ITEM 3. LEGAL PROCEEDINGS

        There were no material pending legal proceedings relating to the Trust Fund to which any of the Trust Fund, the Trustee, the Master Servicer or the Company was a party or of which any of their respective properties was the subject during the fiscal year covered by this Report, nor is the Company aware of any such proceedings contemplated by governmental authorities.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter was submitted to a vote of Certificateholders, and no Certificateholder consent was solicited during the fiscal year covered by this Report.


                                   PART II


ITEM 5. MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND   RELATED  STOCKHOLDER
        MATTERS

        (a)  There   is  no   established  public   trading  market   for  the
             Certificates.

        (b) At December 31, 1997, there were sixteen holders of record of the Certificates.

        (c)  Not   applicable.      (Information  as   to   distributions   to
             Certificateholders  is  provided   in  the  Registrant's  monthly
             filings on Form 8-K.)

ITEM 6. SELECTED FINANCIAL DATA

        Not applicable in reliance on the Relief Letters.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Not applicable in reliance on the Relief Letters.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Not applicable in reliance on the Relief Letters.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.


                                   PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Not applicable in reliance on the Relief Letters.

ITEM 11. EXECUTIVE COMPENSATION

         Not applicable.  See the Relief Letters.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a)  Not applicable in reliance on the Relief Letters.

         (b)  Not applicable in reliance on the Relief Letters.

         (c)  Not applicable in reliance on the Relief Letters.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         (a)  Not applicable in reliance on the Relief Letters.




                                   PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) (1) Pursuant to the Pooling and Servicing Agreement, the Master Servicer is required to deliver an annual statement as to compliance with the provisions of the Pooling and Servicing Agreement and certain other matters (the "Annual Statement
                  of the Master  Servicer").   The  Master Servicer  is  also
                  required to cause a firm of independent public accountants to deliver an annual report as to compliance with the servicing provisions of the Pooling and Servicing Agreement
                  (the "Annual  Report  of the  Firm of  Accountants").   The
                  Annual Statement  of  the  Master Servicer  is  included as
                  Exhibit 99.1 to this Report. The Annual Report of the Firm of Accountants is required to be delivered not later than 120 days after the end of the Master Servicer's fiscal year. The Registrant hereby undertakes to file the Annual Report of the Firm of Accountants as an Exhibit to a Form 10-K/A amending this Form 10-K promptly following the date on which such report becomes available.

             (2)  Not applicable.

             (3)  The required exhibits are as follows:

                  Exhibit  3(i):    Copy  of   Company's  Certificate  of
                  Incorporation (Filed as an Exhibit to Registration Statement on Form S-3 (File No. 333-11095)).

                  Exhibit 3(ii): Copy of Company's By-laws (Filed as an Exhibit to Registration Statement on Form S-3 (File No. 333-11095)).

                  Exhibit 4: Pooling and Servicing Agreement (Filed as part of the Registrant's Current Report on Form 8-K dated August 28, 1997).

                  Exhibit 99.1:  Annual Statement of the Master Servicer.


        (b) Current Reports on Form 8-K filed during the quarter ending December 31, 1997:

             Date                         Items Reported
             ----                         --------------

             October 15, 1997             Monthly Report sent  to certificate
                                          holders  with   the  October   1997
                                          distribution

             November 15, 1997            Monthly Report sent  to certificate
                                          holders  with  the   November  1997
                                          distribution

             December 15, 1997            Monthly Report sent  to certificate
                                          holders  with  the   December  1997
                                          distribution

        (c)  See subparagraph (a)(3) above.

        (d)  Not applicable.  See the Relief Letters.

    SUPPLEMENTAL INFORMATION  TO BE FURNISHED WITH  REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

    No  such  annual  report,  proxy  statement,   form  of  proxy  or  other
soliciting  material has  been sent  to Certificateholders.   See  the Relief
Letters.

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                     CWABS, INC., REVOLVING HOME EQUITY LOAN ASSET BACKED CERTIFICATES, SERIES 1997-C

                     By: The First National Bank of Chicago,
                         as Trustee*


                     By: /s/ Barbara Grosse
                         ---------------------------------------------
                         Name:  Barbara Grosse
                         Title:

                     Date:  March __, 1998




--------------------

* This Report is being filed by the Trustee on behalf of the Trust Fund. The Trust Fund does not have any officers or directors.


                                EXHIBIT INDEX


                                                                   Sequential
Exhibit      Document                                             Page Number
-------      --------                                             -----------


3(i)         Company's Certificate of Incorporation  (Filed as an
             Exhibit to Registration Statement on Form S-3  (File
             No. 333-11095))  . . . . . . . . . . . . . . . . . . . . . . . *

3(ii)        Company's  By-laws   (Filed   as   an   Exhibit   to
             Registration Statement  on Form  S-3 (File No.  333-
             11095))  . . . . . . . . . . . . . . . . . . . . . . . . . . . *

4            Pooling  and Servicing  Agreement (Filed  as part of
             the  Company's  Current Report  on  Form  8-K  dated
             August 28, 1997)   . . . . . . . . . . . . . . . . . . . . . . *

99.1         Annual Statement of the Master Servicer  . . . . . . . . . . . 9



--------------------

*   Incorporated herein by reference.



                                 EXHIBIT 99.1

                         COUNTRYWIDE HOME LOANS, INC.


                            OFFICERS' CERTIFICATE
                   ANNUAL STATEMENT OF THE MASTER SERVICER


                                 CWABS, INC.
                         REVOLVING HOME EQUITY LOAN
                   ASSET BACKED CERTIFICATES, SERIES 1997-C


    The undersigned do hereby certify that they are each an officer of Countrywide Home Loans, Inc. (the "Master Servicer") and do hereby further certify pursuant to Section 3.09 of the Pooling and Servicing Agreement for the above-captioned Series (the "Agreement") that:

    (i) A review of the activities of the Master Servicer during the preceding fiscal year and of the performance of the Master Servicer under the Agreement has been made under our supervision; and

    (ii) To the best of our knowledge, based on such review, the Master Servicer has fulfilled all its obligations under the Agreement throughout such year.



/s/ Kevin W. Bartlett                 Dated:March   , 1998
---------------------                       -------------------------------
KEVIN W. BARTLETT
MANAGING DIRECTOR,
  SECONDARY MARKETING


/s/ David M. Walker                   Dated:March   , 1998
---------------------                       ------------------------------
DAVID M. WALKER
EXECUTIVE VICE PRESIDENT